Form 10-K
period 2005-12-31
ING USA Global Funding Trust 1
filed 2006-03-31
CIK 1339135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005

☐	☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission file number 333-123457-01
ING USA Global Funding Trust 1
(by ING USA Annuity and Life Insurance Company as depositor)
(Exact name of registrant as specified in its charter)

Iowa	42-0991508
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)
ING USA Global Funding Trust 1
c/o ING USA Annuity and Life Insurance Company, as depositor
1475 Dunwoody Drive
West Chester, Pennsylvania 19380-1478
(Address of principal executive offices)
Registrant’s telephone number, including area code: (610) 425-3400
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

4.50% Secured Medium-Term Notes due 2010 of	New York Stock Exchange
ING USA Global Funding Trust 1
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated file, or a non-accelerated filer See definition of “accelerated filer and large accelerated file” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐	Accelerated filer ☐	Non-Accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes ☐ No ☑
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. None.
(APPLICABLE ONLY TO CORPORATE REGISTRANTS)
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. Not applicable.
DOCUMENTS INCORPORATED BY REFERENCE
Form 10-K filed by ING USA Annuity and Life Insurance Company on March 30, 2006.

PART I
Item 3. Legal Proceedings.
Item 4. Submission of Matters to a Vote of Security Holders.
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
PART III
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Item 13. Certain Relationships and Related Transactions.
PART IV
Item 15. Exhibits, Financial Statement Schedules, and Report on Form 8-K.
Section 302 Certification
Annual Statement of Compliance
Report of Independent Registered Public Accounting Firm
SIGNATURES
EXHIBIT INDEX

PART I
Item 3. Legal Proceedings.
Item 4. Submission of Matter to a Vote of Security Holders.
None.
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity.
Not applicable.
PART III
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Not applicable.
Item 13. Certain Relationships and Related Transactions.
None
PART IV
Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

Exhibit 31.1	Section 302 Certification.

Exhibit 99.1	ING USA Global Funding Trust 1 made no payment of interest or principal on its 4.50% Notes due 2010 during the fiscal year ended December 31, 2005. As such, no Indenture Trustee Reports were prepared or are included in this Annual Report on Form 10-K.

Exhibit 99.2	Annual Statement of Compliance by Citibank, N.A.

Exhibit 99.3	Report of Independent Registered Public Accounting Firm on Compliance.
The Trust’s asset is a Funding Agreement issued by ING USA Annuity and Life Insurance Company (“ING USA”). ING USA is subject to the informational requirements of the Securities Act of 1934, and in accordance with those requirements files periodic and current reports and other information (including financial information) with the Securities and Exchange Commission (“SEC”). You can read and copy any reports or other information ING USA files at the SEC public reference room at 100 F Street, N.E., Washington, D.C. 20549. You can also request copies of ING USA’s documents upon payment of a duplicating fee, by writing the SEC’s public reference room. You can obtain information regarding the public reference room by calling the SEC at 1-800-SEC-0330. ING USA’s filings are available to the public from commercial document retrieval services or over the internet at http://www.sec.gov.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ING USA GLOBAL FUNDING TRUST 1 (by ING USA ANNUITY AND LIFE INSURANCE COMPANY as Depositor)
Date: March 31, 2006	By:	/s/ Karen Czizik
		Name:	Karen Czizik
		Title:	Vice President

EXHIBIT INDEX

Exhibit
Number	Description

Exhibit 31.1	Section 302 Certification.

Exhibit 99.1	ING USA Global Funding Trust 1 made no payment of interest or principal on its 4.50% Notes due 2010 during the fiscal year ended December 31, 2005. As such, no Indenture Trustee Reports were prepared or are included in this Annual Report on Form 10-K.

Exhibit 99.2	Annual Statement of Compliance by Citibank, N.A.

Exhibit 99.3	Report of Independent Registered Public Accounting Firm on Compliance.