Form 10-K
period 2006-12-31
ING USA Global Funding Trust 1
filed 2007-04-02
CIK 1339135

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549 FORM 10-K

ANNUAL REPORT

     PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006 OR

❑	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 333-123457-01

ING USA Global Funding Trust 1
(by ING USA Annuity and Life Insurance Company as sponsor and depositor)
(Exact name of registrant as specified in its charter)

ING USA Annuity and Life Insurance Company (Exact name of the depositor as specified in its charter) ING USA Annuity and Life Insurance Company (Exact name of sponsor as specified in its charter)

Iowa
(State or other jurisdiction of incorporation or	41-0991508
organization)	(I.R.S. Employer Identification No.)

ING USA Global Funding Trust 1
c/o ING USA Annuity and Life Insurance Company, as depositor
1475 Dunwoody Drive
West Chester, Pennsylvania 19380-1478
(Address of principal executive offices)
Registrant's telephone number, including area code: (610) 425-3400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

4.50% Secured Medium-Term Notes due 2010 of	New York Stock Exchange
ING USA Global Funding Trust 1

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ❑ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ❑  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ❑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ❑	Accelerated filer ❑	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ❑ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. None.

DOCUMENTS INCORPORATED BY REFERENCE

This Form 10-K incorporates by reference ING USA Annuity and Life Insurance Company’s annual report on Form 10-K for the fiscal year ended December 31, 2006 filed with the Securities and Exchange Commission on March 30, 2007.

PART I

Item 3. Legal Proceedings.

None.

Item 4. Submission of Matter to a Vote of Security Holders.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity.

Not applicable.

PART III

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Not applicable.

Item 13. Certain Relationships and Related Transactions.

None.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Exhibit	Description
Number

Exhibit 3	Trust Agreement entered into between U.S. Bank National Association, as trustee, and GSS
Holdings II, Inc., as trust beneficial owner dated as of the date of the Pricing Supplement;
incorporated by reference to Exhibit 4.9 to ING USA’s Current Report on Form 8-K, filed on
September 23, 2005
Exhibit 4.1	Indenture entered into between Citibank, N.A., as indenture trustee, and U.S. Bank National
Association, as trustee, on behalf of the Trust dated as of the date of the Pricing Supplement;
incorporated by reference to Exhibit 4.9 to ING USA’s Current Report on Form 8-K, filed on
September 23, 2005.
Exhibit 4.2	Notes issued by the Trust dated as of the original issue date.
Exhibit 10.1*	Form of Expense and Indemnity Agreement by and between ING USA and U.S. Bank National
Association, as trustee (on behalf of itself and each trust).
Exhibit 10.2*	Form of Expense and Indemnity Agreement by and between ING USA and Citibank, N.A., as indenture trustee, registrar, transfer agent, paying agent and calculation agent.
Exhibit 10.3*	Form of Expense and Indemnity Agreement by and between ING USA and GSS Holdings II,
Inc., as trust beneficial owner.
Exhibit 10.4*	Form of Expense and Indemnity Agreement by and between ING USA and U.S. Bank National
Association, as custodian.
Exhibit 10.5	Funding Agreement issued by ING USA to the Trust dated as of the original issue date.
Exhibit 31.1	Section 302 Certification.
Exhibit 99.1	Indenture Trustee Reports of the Trust – Incorporated herein by reference to Exhibit 99.1 to the
Current Report(s) on Form 8-K filed by ING USA Annuity and Life Insurance Company on behalf of ING USA Global Funding Trust 1 on April 13, 2006, and to the Current Report(s) on
Form 8-K filed by ING USA Annuity and Life Insurance Company on behalf of ING USA
Global Funding Trust 1 on October 16, 2006.
Exhibit 99.2	Annual Statement of Compliance by Citibank, N.A.
Exhibit 99.3	Report of Independent Registered Public Accounting Firm on Compliance.
*	Previously filed with the SEC on March 18, 2005 with Registration Statement File No. 333-
123457.

The asset of ING USA Global Funding Trust 1 (the “Trust”) is a funding agreement issued by ING USA Annuity and Life Insurance Company (“ING USA”), as an obligor. ING USA is subject to the informational requirements of the Securities Act of 1934, and in accordance with those requirements files periodic and current reports and other information (including financial information) with the Securities and Exchange Commission (“SEC”). You can read and copy any reports or other information ING USA files at the SEC public reference room at 100 F. Street N.E., Washington, D.C. 20549. You can also request copies of ING USA’s documents upon payment of a duplicating fee, by writing the SEC’s public reference room. You can obtain information regarding the public reference room by calling the SEC at 1-800-SEC-0330. ING USA’s filings are available to the public from commercial document retrieval services or over the internet at http://www.sec.gov.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ING USA ANNUITY AND LIFE INSURANCE
COMPANY
(Depositor)

Date: April 2, 2007	By: /s/ Karen Czizik

Name: Karen Czizik
Title: Vice President

EXHIBIT INDEX

Exhibit
Number	Description

Exhibit 3	Trust Agreement entered into between U.S. Bank National Association, as trustee, and GSS
Holdings II, Inc., as trust beneficial owner dated as of the date of the Pricing Supplement;
incorporated by reference to Exhibit 4.9 to ING USA’s Current Report on Form 8-K, filed on
September 23, 2005
Exhibit 4.1	Indenture entered into between Citibank, N.A., as indenture trustee, and U.S. Bank National
Association, as trustee, on behalf of the Trust dated as of the date of the Pricing Supplement;
incorporated by reference to Exhibit 4.9 to ING USA’s Current Report on Form 8-K, filed on
September 23, 2005.
Exhibit 4.2	Notes issued by the Trust dated as of the original issue date.
Exhibit 10.1*	Form of Expense and Indemnity Agreement by and between ING USA and U.S. Bank National
Association, as trustee (on behalf of itself and each trust).
Exhibit 10.2*	Form of Expense and Indemnity Agreement by and between ING USA and Citibank, N.A., as indenture trustee, registrar, transfer agent, paying agent and calculation agent.
Exhibit 10.3*	Form of Expense and Indemnity Agreement by and between ING USA and GSS Holdings II,
Inc., as trust beneficial owner.
Exhibit 10.4*	Form of Expense and Indemnity Agreement by and between ING USA and U.S. Bank National
Association, as custodian.
Exhibit 10.5	Funding Agreement issued by ING USA to the Trust dated as of the original issue date.
Exhibit 31.1	Section 302 Certification.
Exhibit 99.1	Indenture Trustee Reports of the Trust – Incorporated herein by reference to Exhibit 99.1 to the
Current Report(s) on Form 8-K filed by ING USA Annuity and Life Insurance Company on behalf of ING USA Global Funding Trust 1 on April 13, 2006, and to the Current Report(s) on
Form 8-K filed by ING USA Annuity and Life Insurance Company on behalf of ING USA
Global Funding Trust 1 on October 16, 2006.
Exhibit 99.2	Annual Statement of Compliance by Citibank, N.A.
Exhibit 99.3	Report of Independent Registered Public Accounting Firm on Compliance.
*	Previously filed with the SEC on March 18, 2005 with Registration Statement File No. 333-
123457.