Form 10-K/A
period 2006-12-31
ING USA Global Funding Trust 1
filed 2007-04-03
CIK 1339135

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-K/A

(Amendment #1)

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

EXPLANATORY NOTE

ING USA Global Funding Trust 1 is filing this Amendment No. 1 to its Annual Report on Form 10-K for the fiscal year ended December 31, 2006, as filed with the Securities and Exchange Commission on April 2, 2006, solely to include Exhibits 4.2 and 10.5.  With the exception of the foregoing, no other information in the Annual Report on Form 10-K for the fiscal year ended December 31, 2006 has been supplemented, updated or amended.

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