Form 10-K
period 2007-12-31
ING USA Global Funding Trust 1
filed 2008-03-31
CIK 1339135

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT

     PURSUANT TO SECTIONS 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

OR

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐                                                            Accelerated filer ☐                                                                        Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. None.

DOCUMENTS INCORPORATED BY REFERENCE

This Form 10-K incorporates by reference ING USA Annuity and Life Insurance Company’s annual report on Form 10-K for the fiscal year ended December 31, 2007 filed with the Securities and Exchange Commission on March 28, 2008.

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

Item 13.  Certain Relationships and Related Transactions.

None.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Exhibit	Description
Number

Exhibit 3**	Trust Agreement entered into between U.S. Bank National Association, as trustee, and GSS
Holdings II, Inc., as trust beneficial owner dated as of the date of the Pricing Supplement.
Exhibit 4.1**	Indenture entered into between Citibank, N.A., as indenture trustee, and U.S. Bank National
Association, as trustee, on behalf of the Trust dated as of the date of the Pricing Supplement.
Exhibit 4.2**	Notes issued by the Trust dated as of the original issue date.
Exhibit 10.1*	Form of Expense and Indemnity Agreement by and between ING USA and U.S. Bank National
Association, as trustee (on behalf of itself and each trust).
Exhibit 10.2*	Form of Expense and Indemnity Agreement by and between ING USA and Citibank, N.A., as indenture trustee, registrar, transfer agent, paying agent and calculation agent.
Exhibit 10.3*	Form of Expense and Indemnity Agreement by and between ING USA and GSS Holdings II, Inc., as trust beneficial owner.
Exhibit 10.4*	Form of Expense and Indemnity Agreement by and between ING USA and U.S. Bank National Association, as custodian.
Exhibit 10.5**	Funding Agreement issued by ING USA to the Trust dated as of the original issue date.
Exhibit 31.1	Section 302 Certification.
Exhibit 99.1	Indenture Trustee Reports of the Trust – Incorporated herein by reference to Exhibit 99.1 to the
Current Report(s) on Form 8-K filed by ING USA Annuity and Life Insurance Company on behalf of ING USA Global Funding Trust 1 on April 13, 2007, and to the Current Report(s) on
Form 8-K filed by ING USA Annuity and Life Insurance Company on behalf of ING USA Global Funding Trust 1 on October 11, 2007.
Exhibit 99.2	Annual Statement of Compliance by Citibank, N.A.
Exhibit 99.3	Report of Independent Registered Public Accounting Firm on Compliance.
*	Previously filed with the SEC on March 18, 2005 with Registration Statement File No. 333-123457.
**	Previously filed with the SEC on April 3, 2007.

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

ING USA ANNUITY AND LIFE INSURANCE
COMPANY
(Depositor)

Date: March 31, 2008	By: /s/ Karen Czizik
Name: Karen Czizik
Title: Vice President

EXHIBIT INDEX

Exhibit
Number	Description
Exhibit 3**	Trust Agreement entered into between U.S. Bank National Association, as trustee, and GSS
Holdings II, Inc., as trust beneficial owner dated as of the date of the Pricing Supplement.
Exhibit 4.1**	Indenture entered into between Citibank, N.A., as indenture trustee, and U.S. Bank National
Association, as trustee, on behalf of the Trust dated as of the date of the Pricing Supplement.
Exhibit 4.2**	Notes issued by the Trust dated as of the original issue date.
Exhibit 10.1*	Form of Expense and Indemnity Agreement by and between ING USA and U.S. Bank National
Association, as trustee (on behalf of itself and each trust).
Exhibit 10.2*	Form of Expense and Indemnity Agreement by and between ING USA and Citibank, N.A., as indenture trustee, registrar, transfer agent, paying agent and calculation agent.
Exhibit 10.3*	Form of Expense and Indemnity Agreement by and between ING USA and GSS Holdings II, Inc., as trust beneficial owner.
Exhibit 10.4*	Form of Expense and Indemnity Agreement by and between ING USA and U.S. Bank National Association, as custodian.
Exhibit 10.5**	Funding Agreement issued by ING USA to the Trust dated as of the original issue date.
Exhibit 31.1	Section 302 Certification.
Exhibit 99.1	Indenture Trustee Reports of the Trust – Incorporated herein by reference to Exhibit 99.1 to the
Current Report(s) on Form 8-K filed by ING USA Annuity and Life Insurance Company on behalf of ING USA Global Funding Trust 1 on April 13, 2007, and to the Current Report(s) on
Form 8-K filed by ING USA Annuity and Life Insurance Company on behalf of ING USA Global Funding Trust 1 on October 11, 2007.
Exhibit 99.2	Annual Statement of Compliance by Citibank, N.A.
Exhibit 99.3	Report of Independent Registered Public Accounting Firm on Compliance.
*	Previously filed with the SEC on March 18, 2005 with Registration Statement File No. 333-123457.
**	Previously filed with the SEC on April 3, 2007.