Form 10-K
period 2008-12-31
ING USA Global Funding Trust 1
filed 2009-03-31
CIK 1339135

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-K ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008 OR

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

DOCUMENTS INCORPORATED BY REFERENCE

This Form 10-K incorporates by reference ING USA Annuity and Life Insurance Company’s annual report on Form 10-K for the fiscal year ended December 31, 2008 filed with the Securities and Exchange Commission on March 31, 2009.

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
Current Report(s) on Form 8-K filed by ING USA Annuity and Life Insurance Company on behalf of ING USA Global Funding Trust 1 on April 16, 2008, and to the Current Report(s) on
Form 8-K filed by ING USA Annuity and Life Insurance Company on behalf of ING USA Global Funding Trust 1 on October 15, 2008.

Exhibit 99.2	Annual Statement of Compliance by Citibank, N.A.

Exhibit 99.3	Report of Independent Registered Public Accounting Firm on Compliance.

*	Previously filed with the SEC on March 18, 2005 with Registration Statement File No. 333-123457.

**	Previously filed with the SEC on April 3, 2007.

The asset of ING USA Global Funding Trust 1 (the "Trust") is a funding agreement issued by ING USA Annuity and Life Insurance Company ("ING USA"), as an obligor.  ING USA is subject to the informational requirements of the Securities Act of 1934, and in accordance with those requirements files periodic and current reports and other information (including financial information) with the Securities and Exchange Commission (“SEC”). You can read and copy any reports or other information ING USA files at the SEC public reference room at 100 F. Street N.E., Washington, D.C. 20549. You can also request copies of ING USA’s documents upon payment of a duplicating fee, by writing the SEC’s public reference room. You can obtain information regarding the public reference room by calling the SEC at 1-800-SEC-0330. ING USA’s filings are available to the public from commercial document retrieval services or over the internet at http://www.sec.gov.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ING USA ANNUITY AND LIFE INSURANCE
COMPANY
(Depositor)

Date: March 31, 2009	By: /s/ Michellen A. Wildin
Name: Michellen A. Wildin
Title: Vice President

EXHIBIT INDEX

Exhibit	Description
Number
Exhibit 3**	Trust Agreement entered into between U.S. Bank National Association, as trustee, and GSS
Holdings II, Inc., as trust beneficial owner dated as of the date of the Pricing Supplement.

Exhibit 4.1**	Indenture entered into between Citibank, N.A., as indenture trustee, and U.S. Bank National
Association, as trustee, on behalf of the Trust dated as of the date of the Pricing Supplement.

Exhibit 4.2**	Notes issued by the Trust dated as of the original issue date.

Exhibit 10.1*	Form of Expense and Indemnity Agreement by and between ING USA and U.S. Bank National
Association, as trustee (on behalf of itself and each trust).

Exhibit 10.2*	Form of Expense and Indemnity Agreement by and between ING USA and Citibank, N.A., as indenture trustee, registrar, transfer agent, paying agent and calculation agent.

Exhibit 10.3*	Form of Expense and Indemnity Agreement by and between ING USA and GSS Holdings II, Inc., as trust beneficial owner.

Exhibit 10.4*	Form of Expense and Indemnity Agreement by and between ING USA and U.S. Bank National Association, as custodian.

Exhibit 10.5**	Funding Agreement issued by ING USA to the Trust dated as of the original issue date.

Exhibit 31.1	Section 302 Certification.

Exhibit 99.1	Indenture Trustee Reports of the Trust – Incorporated herein by reference to Exhibit 99.1 to the
Current Report(s) on Form 8-K filed by ING USA Annuity and Life Insurance Company on behalf of ING USA Global Funding Trust 1 on April 16, 2008, and to the Current Report(s) on
Form 8-K filed by ING USA Annuity and Life Insurance Company on behalf of ING USA
Global Funding Trust 1 on October 15, 2008.

Exhibit 99.2	Annual Statement of Compliance by Citibank, N.A.

Exhibit 99.3	Report of Independent Registered Public Accounting Firm on Compliance.

*	Previously filed with the SEC on March 18, 2005 with Registration Statement File No. 333-123457.

**	Previously filed with the SEC on April 3, 2007.