Form 10-K
period 2009-12-31
ING USA Global Funding Trust 1
filed 2010-03-31
CIK 1339135

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 333-123457-01

ING USA Global Funding Trust 1
(by ING USA Annuity and Life Insurance Company as sponsor and depositor)
(Exact name of registrant as specified in its charter)

ING USA Annuity and Life Insurance Company

(Exact name of the depositor as specified in its charter)

ING USA Annuity and Life Insurance Company

(Exact name of sponsor as specified in its charter)

Iowa (State or other jurisdiction of incorporation or organization)	41-0991508 (I.R.S. Employer Identification No.)
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicated by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐                                                                                                  Accelerated filer ☐

Non-accelerated filer ☒                       Smaller reporting company  ☐

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

DOCUMENTS INCORPORATED BY REFERENCE

This Form 10-K incorporates by reference ING USA Annuity and Life Insurance Company’s annual report on Form 10-K for the fiscal year ended December 31, 2009 filed with the Securities and Exchange Commission on March 31, 2010.

PART I

Item 3. Legal Proceedings.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Not applicable.

PART III

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Not applicable.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

None.

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

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
Exhibit 99.1

Indenture Trustee Reports of the Trust – Incorporated herein by reference to

Exhibit 99.1 to the Current Report(s) on Form 8-K filed by ING USA Annuity and Life Insurance Company on behalf of ING USA Global Funding Trust 1 on April 15, 2009, and to the Current Report(s) on Form 8-K filed by ING USA Annuity and Life Insurance Company on behalf of ING USA Global Funding Trust 1 on October 14, 2009.

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

ING USA ANNUITY AND LIFE INSURANCE COMPANY
(Depositor)

Date: March 31, 2010	By: /s/ Barbara Mac Lean Name: Barbara Mac Lean Title: Vice President

EXHIBIT INDEX

Exhibit Number	Description
Exhibit 3**	Trust Agreement entered into between U.S. Bank National Association, as trustee, and GSS Holdings II, Inc., as trust beneficial owner dated as of the date of the Pricing Supplement.
Exhibit 4.1**	Indenture entered into between Citibank, N.A., as indenture trustee, and U.S. Bank National Association, as trustee, on behalf of the Trust dated as of the date of the Pricing Supplement.
Exhibit 4.2**	Notes issued by the Trust dated as of the original issue date.
Exhibit 10.1*	Form of Expense and Indemnity Agreement by and between ING USA and U.S. Bank National Association, as trustee (on behalf of itself and each trust).
Exhibit 10.2*	Form of Expense and Indemnity Agreement by and between ING USA and Citibank, N.A., as indenture trustee, registrar, transfer agent, paying agent and calculation agent.
Exhibit 10.3*	Form of Expense and Indemnity Agreement by and between ING USA and GSS Holdings II, Inc., as trust beneficial owner.
Exhibit 10.4*	Form of Expense and Indemnity Agreement by and between ING USA and U.S. Bank National Association, as custodian.
Exhibit 10.5**	Funding Agreement issued by ING USA to the Trust dated as of the original issue date.
Exhibit 31.1	Section 302 Certification.
Exhibit 99.1

Indenture Trustee Reports of the Trust – Incorporated herein by reference to Exhibit 99.1 to the Current Report(s) on

Form 8-K filed by ING USA Annuity and Life Insurance Company on behalf of ING USA Global Funding Trust 1 on April 15, 2009, and to the Current Report(s) on Form 8-K filed by ING USA Annuity and Life Insurance

Company on behalf of ING USA Global Funding Trust 1 on October 14, 2009.

Exhibit 99.2	Annual Statement of Compliance by Citibank, N.A.
Exhibit 99.3	Report of Independent Registered Public Accounting Firm on Compliance.
*	Previously filed with the SEC on March 18, 2005 with Registration Statement File No. 333-123457.
**	Previously filed with the SEC on April 3, 2007.